Form 10-Q
period 2026-03-31
KPET Ultra Paceline Corp
filed 2026-05-13
CIK 2095297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-43216

KPET Ultra Paceline Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1888520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5109 S. Broadband Lane Sioux Falls, SD	57108
(Address of principal executive offices)	(Zip Code)

(605) 308-0233

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-sixth of one warrant	KPET.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	KPET	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	KPET.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 13, 2026, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

KPET ULTRA PACELINE CORPORATION

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

KPET ULTRA PACELINE CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets
Cash	$1,759,111	$—
Prepaid expenses	100,654	25,000
Total Current Assets	1,859,765	25,000
Deferred offering costs	539,086	336,830
Cash held in Trust Account	250,000	—
Total Assets	$2,648,851	$361,830

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$10,763	$25,491
Accrued offering costs	366,000	258,895
Due to related party	2,350,000	—
Promissory note – related party	—	115,835
Total Current Liabilities	2,726,763	400,221
Total Liabilities	2,726,763	400,221

Commitments and Contingencies (Note 7)

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025(1)	575	575
Additional paid-in capital	24,947	24,425
Accumulated deficit	(103,434)	(63,391)
Total Shareholders’ Deficit	(77,912)	(38,391)
Total Liabilities and Shareholders’ Deficit	$2,648,851	$361,830

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. On April 15, 2026, the underwriter exercised its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

KPET ULTRA PACELINE CORPORATION

CONDENSED STATEMENT OF OPERATIONS

for the three months ended MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$40,043
Net Loss	$(40,043)

Weighted average Class B ordinary shares outstanding, basic and diluted(1)	5,000,000
Basic and diluted net loss per Class B ordinary shares	$(0.01)

(1)	This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On April 15, 2026, the underwriter exercised its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

KPET ULTRA PACELINE CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$24,425	$(63,391)	$(38,391)
Issuance of Class B ordinary shares to independent directors	—	—	120,000	(12)	12	—	—
Forfeiture of founder shares	—	—	(120,000)	12	510	—	522
Net loss	—	—	—	—	—	(40,043)	(40,043)
Balance – March 31, 2026 (unaudited)(1)	—	$—	5,750,000	$575	$24,947	$(103,434)	$(77,912)

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. On April 15, 2026, the underwriter exercised its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

KPET ULTRA PACELINE CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(40,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(75,654)
Accrued expenses	(14,728)
Net cash used in operating activities	(130,425)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000)
Net cash used in investing activities	(250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to independent directors	522
Due to related party	2,350,000
Proceeds from promissory note – related party	146,314
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(57,300)
Net cash provided by financing activities	2,139,536

Net Change in Cash:	1,759,111
Cash – Beginning of period	—
Cash – End of period	$1,759,111

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$107,105
Deferred offering costs paid through promissory note – related party	$37,851

The accompanying notes are an integral part of these condensed financial statements.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

KPET Ultra Paceline Corporation (formerly known as Paceline Solutions Corporation) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed on September 29, 2025. On February 27, 2026, the Company changed its name to KPET Ultra Paceline Corporation. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from September 29, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is KPET Ultra Paceline LLC (formerly known as Paceline Solutions LLC) (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 30, 2026. On April 1, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, which is discussed in Note 4 (the “Initial Public Offering”), generating gross proceeds of $200,000,000. On April 15, 2026, the underwriter exercised its over-allotment option in full and on April 20, 2026, purchased an additional 3,000,000 Units at $10.00 per Unit, generating gross proceeds of $30,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 235,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, or $2,350,000 in the aggregate, to KPET Ultra Paceline Unit Holdings LLC, an affiliate of the Sponsor (the “Unit Holder Sponsor” and, together with the Sponsor, the “Sponsor Entities”), in a private placement. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-sixth of one warrant (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants will become exercisable 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. None of the Private Placement Warrants will be redeemable by the Company.

Transaction costs amounted to $13,445,810, consisting of $250,000 of cash underwriting fees, $12,650,000 of deferred underwriting fees, and $545,810 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the Business Combination target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering and the sale of the Private Placement Units on April 1, 2026, and the over-allotment close on April 20, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a trust account (the “Trust Account”) and will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that only invest in direct U.S. government treasury obligations or in an interest or non-interest bearing demand deposit account. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an investment company within the meaning of the Investment Company Act. Except with respect to interest or other income earned on the funds held in the Trust Account that may be released to the Company to fund its working capital requirements, subject to an annual limit of $500,000 of the interest earned on the funds held in the Trust Account, or to pay its franchise and income taxes, if any (such amounts in the aggregate, “permitted withdrawals”), the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest to occur of (i) the completion of the initial Business Combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any Public Shares (as described in Note 4) properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (as so amended, the “Memorandum and Articles”) (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering (or within 27 months from the closing of the Initial Public Offering, if the Sponsor exercises its three-month extension option) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, subject to applicable law. If the Company does not complete its initial Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, the Company and the underwriter have agreed that (1) the underwriter will forfeit any rights or claims to their deferred underwriting discounts and commissions, including any accrued interest thereon, then in the Trust Account; and (2) that the deferred underwriter’s discounts and commissions will be distributed on a pro rata basis, together with any accrued interest (which interest shall be net of taxes payable) to the public shareholders.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination at a per-share price, payable in cash, subject to the limitations described herein. The Company will have 24 months (or 27 months as applicable) from the closing of the Initial Public Offering to consummate an initial Business Combination. If the Company anticipates that it may be unable to consummate an initial Business Combination within such 24-month period (or 27-month period, as applicable), the Company may seek shareholder approval to amend the Memorandum and Articles to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including permitted withdrawals (net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law. If the Company has not consummated an initial Business Combination within such 24-month period (or 27-month period, as applicable), or it does not otherwise seek shareholder approval to amend the Memorandum and Articles to further extend the time to complete the Business Combination, the Company will redeem 100% of the Public Shares at a per-share price described herein, payable in cash, subject to applicable law.

The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval of the Business Combination, a majority of the issued and outstanding shares voted must be voted in favor of the Business Combination.

Pursuant to the Company’s Memorandum and Articles, if the Company is unable to complete the initial Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, and has not held a shareholder vote to amend its Memorandum and Articles to extend the amount of time they will have to consummate an initial Business Combination, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to the Company for permitted withdrawals (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any founder shares or Private Placement Shares held by them if the Company fails to complete the initial Business Combination within 24 months (or 27 months, as applicable) of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period.

Pursuant to the letter agreement entered into on March 30, 2026 among the Company, the Sponsor, the Unit Holder Sponsor, and the Company’s officers and directors in connection with the Initial Public Offering, the Sponsor Entities have agreed that they will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case including interest earned on the funds held in the Trust Account (net of permitted withdrawals), provided that such liability will not apply to any claims by a third party or Target that executed an agreement waiving all rights to seek access to the Trust Account (whether or not such agreement is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor Entities to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor Entities have sufficient funds to satisfy these indemnity obligations, and the Company believes that only assets of the Sponsor Entities are securities of the Company. Therefore, the Company cannot assure that the Sponsor Entities would be able to satisfy the indemnification obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share.

In such event, the Company may not be able to complete the initial Business Combination, and the public shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. Pursuant to an assignment of promissory note dated March 4, 2026, the Sponsor assigned and transferred all of its right, title and interest in the note to the Unit Holder Sponsor. As of March 31, 2026, the Company had a cash balance of $1,759,111 and a working capital deficit of $866,998.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, no such working capital loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Upon the closing of the Initial Public Offering on April 1, 2026, management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Note 2 — Restatement of Previously Issued Financial Statements

The Company previously filed its December 31, 2025 financial statements with a total outstanding balance on the promissory note — related party of $72,900. However, it was subsequently determined that the Sponsor made a disbursement on behalf of the Company that was previously unaccounted for and the total outstanding balance should be $115,835. As such, the Company restated the December 31, 2025 financial statements to include the additional payment.

	As Previously Reported 12/31/25	Adjustment	As Restated 12/31/25
Balance sheet as of December 31, 2025 (audited)
Deferred offering costs	$293,895	$42,935	$336,830
Promissory note – related party	$72,900	$42,935	$115,835

Cash flow, supplemental disclosure of noncash investing and financing activities
Deferred offering costs paid through promissory note – related party	$10,000	$42,935	$52,935

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared and presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 1, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 7, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,759,111 in cash as of March 31, 2026, which includes $1,775,000 of proceeds received in advance from the Unit Holder Sponsor in connection with the private placement consummated simultaneously with the Initial Public Offering, net of amounts used to pay offering costs and promissory note – related party, and $0 in cash as of December 31, 2025, and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $250,000 and $0, were held in cash, respectively. The balance consists of proceeds received in advance from the Unit Holder Sponsor in connection with the private placement consummated simultaneously with the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On April 1, 2026, upon the completion of the Initial Public Offering, offering costs allocated to the Public Shares subject to redemption were charged to temporary equity, and offering costs allocated to Public Warrants (as described in Note 4) and Private Placement Units were charged to shareholders’ deficit as the warrants associated with the Initial Public Offering and private placement, after management’s evaluation, are accounted for under equity treatment.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that are subject to forfeiture by the Sponsor if the over-allotment option is not exercised by the underwriter (see Note 8). As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriter’s over-allotment option was not exercised in full at the time of the Initial Public Offering.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of March 31, 2026, there were no Public Warrants and Private Placement Warrants issued or outstanding.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

In the Initial Public Offering on April 1, 2026, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. On April 15, 2026, the underwriter exercised its over-allotment option in full and on April 20, 2026, purchased an additional 3,000,000 Units at $10.00 per Unit, generating gross proceeds of $30,000,000. Each Unit consists of one Class A ordinary share (“Public Share”) and one-sixth of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of March 31, 2026, there were no Public Warrants and Private Placement Warrants issued or outstanding.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire without value to the holder. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement registering, under the Securities Act, the issuance of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the issuance of shares under applicable blue sky laws to the extent an exemption is not available. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of (i) the number of Class A ordinary shares underlying the warrants, and (ii) the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) such fair market value. Solely for the purposes of the preceding sentence, “fair market value” shall mean the 10-day average trading price as of the date on which the notice of exercise is received by the warrant agent.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the 30-day redemption period.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

Anti-Dilution Adjustments

If the number of outstanding Class A ordinary shares is increased by a share dividend payable in Class A ordinary shares, or by a subdivision of Class A ordinary shares or other similar event, then, on the effective date of such share dividend, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding Class A ordinary shares. A rights offering to holders of Class A ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share dividend of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) multiplied by (ii) one (1) minus the quotient of (x) the price per Class A ordinary share paid in such rights offering divided by (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion, (ii) 10-day average closing price means, as of any date, the average last reported sale price of the Class A ordinary shares as reported during the ten trading day period ending on the trading day prior to such date and (iii) fair market value means the 10-day average closing price the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 5 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Unit Holder Sponsor purchased an aggregate of 235,000 Private Placement Units at a price of $10.00 per Unit, or $2,350,000 in the aggregate, in a private placement.

Each Private Placement Unit consists of one Class A ordinary share and one-sixth of one warrant. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. If the initial Business Combination is not completed within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis. The Private Placement Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Unit Holder Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Private Placement Units (including their underlying securities) until 30 days after the completion of the initial Business Combination.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 6 — Related Party Transactions

Founder Shares

On October 15, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. Up to 750,000 of the founder shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.

On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. The founder shares issued to the independent directors will be forfeited if the holder ceases to serve as a member of the Company’s board of directors prior to the consummation of the Company’s initial Business Combination. The issuance of the founder shares to the independent directors is accounted for within the scope of FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value on the grant date. The grant-date fair value of the 120,000 founder shares issued on March 30, 2026 was determined to be approximately $534,000, or $4.45 per share. The founder shares were granted subject to a performance condition requiring the continued provision of services through the consummation of the Company’s initial Business Combination. Accordingly, share-based compensation will be recognized when a Business Combination becomes probable, which is generally upon consummation of a Business Combination. The amount recognized will equal the number of founder shares that ultimately vest multiplied by the grant-date fair value per share, less the aggregate purchase price paid for such shares. As of March 31, 2026, the Company determined that the consummation of an initial Business Combination was not considered probable and, accordingly, no share-based compensation expense has been recognized.

The initial shareholders have agreed not to transfer, assign or sell any of its founder shares until the earlier of (i) 180 days after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Units

As discussed in Note 5, the Unit Holder Sponsor purchased an aggregate of 235,000 Private Placement Units at a price of $10.00 per Unit, or $2,350,000 in the aggregate, in a private placement, the proceeds of which were received by the Company as cash on March 31, 2026, in advance of the closing of the Initial Public Offering and the sale of the Private Placement Units on April 1, 2026.

Registration Rights

The holders of the founder shares, Private Placement Units (and their underlying securities) and units that may be issued upon conversion of working capital loans (and their underlying securities) and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights (in the case of the founder shares, only after conversion to the Class A ordinary shares) pursuant to a registration rights agreement signed on March 30, 2026 .. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Note — Related Party

On October 15, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. Subsequently, on March 4, 2026, the Sponsor assigned the promissory note to the Unit Holder Sponsor. In connection with the closing of the Initial Public Offering on April 1, 2026, the Company received the proceeds from the sale of the Private Placement Units in advance, and the outstanding borrowings under the promissory note were repaid by crediting the purchase price due to the Company for the Private Placement Units. As a result, there was no outstanding balance under the promissory note as of March 31, 2026. Borrowings under the promissory note are no longer available.

Administrative Support Agreement

Commencing on March 30, 2026, the Company entered into an agreement with the Unit Holder Sponsor to pay an aggregate of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of March 31, 2026, the Company incurred $1,333 of administrative services fees, which was included in accrued expenses in the accompanying condensed balance sheet.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, no such working capital loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the conflict between Venezuela and the U.S., and the conflicts in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict and an escalation of the conflict in the Middle East and Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Iran, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the conflict between Venezuela and the U.S., the conflicts in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the founder shares, Private Placement Units (and their underlying securities) and units that may be issued upon conversion of working capital loans (and their underlying securities) and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A ordinary shares). The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands that the Company offers such securities in an underwritten offering. These holders also have certain “piggyback” registration rights with respect to certain underwritten offerings the Company may conduct. The Company will bear the expenses incurred in connection with registering these securities.

Underwriting Agreement

The underwriter was granted a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On April 15, 2026, the underwriter exercised its over-allotment option in full and on April 20, 2026, purchased an additional 3,000,000 Units at $10.00 per Unit, generating additional gross proceeds of $30,000,000.

The underwriter was entitled to an underwriting discount of $0.0125 per Unit, or $250,000 in the aggregate, which was paid at the closing of the Initial Public Offering. In addition, $0.55 per Unit sold in the Initial Public Offering, or $12,650,000 in the aggregate, is payable to the underwriter upon the consummation of the initial Business Combination for deferred underwriting commissions.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026, there were no preference shares issued or outstanding.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. On October 15, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of $0.004 per share, for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. At March 31, 2026, there were 5,750,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 shares remained subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised within the 45-day period following the date of the prospectus relating to the Initial Public Offering. On April 15, 2026, the underwriter exercised its over-allotment option in full and on April 20, 2026, purchased an additional 3,000,000 units, resulting in 750,000 founder shares no longer being subject to forfeiture.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the Company’s directors) or earlier at the option of the holder on a one-for-one basis (subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares would equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering (not including the Class A ordinary shares underlying the Private Placement Units) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Class A ordinary shares underlying the Private Placement Units or Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans).

If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s Memorandum and Articles).

Warrants — As of March 31, 2026, there were no Public Warrants or Private Placement Warrants issued or outstanding.

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$1,759,111	$—
Cash held in Trust Account	$250,000	$—
Deferred offering costs	$539,086	$336,830

For the Three Months Ended March 31, 2026
General and administrative expenses	$40,043

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination or similar transaction within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through May 13, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on March 30, 2026. On April 1, 2026, the Company consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 235,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $2,350,000 in the aggregate, to the Unit Holder Sponsor in a private placement.

On April 15, 2026, the underwriter exercised its over-allotment option in full and on April 20, 2026, purchased an additional 3,000,000 Units at $10.00 per Unit, generating gross proceeds of $30,000,000.

Following the closing of the Initial Public Offering, on April 1, 2026, and the over-allotment close on April 20, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, was held in the Trust Account.

On April 1, 2026, the underwriter was paid in cash an underwriting discount of $0.0125 per Unit, or $250,000 in the aggregate. Upon the consummation of the initial Business Combination, the Company will pay the underwriter a deferred underwriting discount of $0.55 per Unit sold in the Initial Public Offering, or $12,650,000 in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “KPET”, “our,” “us,” “we” or the “Company” in this report (the “Quarterly Report”) refer to KPET Ultra Paceline Corporation. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” refer to KPET Ultra Paceline LLC and references to the “Unit Holder Sponsor” refer to KPET Ultra Paceline Unit Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed on September 29, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is KPET Ultra Paceline LLC, a Cayman Islands limited liability company. We may pursue an initial business combination target in any business or industry. We intend to effectuate our initial Business Combination using cash derived from the proceeds of our Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2025 (inception) through March 31, 2026, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses on prospective business combination targets.

For the three months ended March 31, 2026, we had a net loss of $40,043, which consisted of general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of our Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor, which was subsequently transferred and assigned to the Unit Holder Sponsor and repaid by crediting the purchase price due to the Company for the Private Placement Units.

Subsequent to the quarterly period covered by this Quarterly Report, on April 1, 2026, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 235,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $2,350,000 in the aggregate, to the Unit Holder Sponsor, in a private placement. On April 20, 2026, we consummated the sale of an additional 3,000,000 Units sold pursuant to the underwriter’s over-allotment option, generating gross proceeds of $30,000,000. Each Private Placement Unit consists of one Private Placement Share and one-sixth of one Private Placement Warrant.

Following the Initial Public Offering and the sale of the Private Placement Units on April 1, 2026 and the over-allotment close on April 20, 2026, a total of $230,000,000 is held in the Trust Account. We incurred total transaction costs of $13,445,810, consisting of $250,000 of cash underwriting fee, $12,650,000 of deferred underwriting fee, and $545,810 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $130,425. Net loss of $40,043 was affected by changes in operating assets and liabilities of $90,382. For the three months ended March 31, 2026, net cash used in investing activities was $250,000 which consisted of investment of cash in Trust Account. For the three months ended March 31, 2026, net cash provided by financing activities was $2,139,536 which consisted of proceeds from the sale of Private Placement Units received in advance from the Unit Holder Sponsor of $2,350,000, proceeds from promissory note – related party of $146,314, proceeds from issuance of founder shares to independent directors of $522, partially offset by repayment of promissory note – related party of $300,000 and payment of offering costs of $57,300.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and deferred underwriting discounts and commissions), to complete our Business Combination. We may withdraw interest income (if any) or other income earned on the funds held in the trust account to fund our working capital requirements, subject to an annual limit of $500,000 of the interest earned on the funds held in the trust account, or to pay our franchise and income taxes, if any (such amounts in the aggregate, “permitted withdrawals”). To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the private placement units and their underlying securities, including as to exercise price, exercisability and exercise period with respect to the Private Placement Warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Registration Rights

The holders of the Founder Shares, Private Placement Units and Warrants that may be issued upon conversion of working capital loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Units and Warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement, dated March 30, 2026 (the “Registration Rights Agreement”). These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on March 30, 2026, we entered into an agreement with the Unit Holder Sponsor to pay an aggregate of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

Underwriting Agreement

The underwriter was granted a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On April 15, 2026, the underwriter exercised its over-allotment option in full and on April 20, 2026, purchased an additional 3,000,000 Units at $10.00 per Unit, generating additional gross proceeds of $30,000,000.

The underwriter was entitled to an underwriting discount of $0.0125 per Unit (other than the units sold pursuant to the Underwriter’s over-allotment option), or $250,000 in the aggregate, which was paid at the closing of the Initial Public Offering. In addition, $0.55 per Unit sold in the Initial Public Offering, or $12,650,000 in the aggregate, is payable to the underwriter upon the consummation of the initial Business Combination for deferred underwriting commissions.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Initial Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to a material weakness in our internal controls over financial reporting related to accounting for a related party promissory note as described in Note 2 to the accompanying unaudited condensed financial statements. Our management performed additional analysis as deemed necessary to ensure that the unaudited condensed financial statements included in this Quarterly Report were prepared in accordance with GAAP. Based on that analysis, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors, intends to implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our final prospectus filed with the SEC on April 1, 2026 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement, dated March 30, 2026, between the Company and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.1	Private Warrant Agreement, dated March 30, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.2	Public Warrant Agreement, dated March 30, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.1	Letter Agreement, dated March 30, 2026, among the Company, its officers and directors, the Sponsor and the Unit Holder Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.2	Investment Management Trust Agreement, dated March 30, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.3	Registration Rights Agreement, dated March 30, 2026, among the Company, the Sponsor, the Unit Holder Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.4	Administrative Support Agreement, dated March 30, 2026, between the Company and Unit Holder Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.5	Private Placement Units Purchase Agreement, dated March 30, 2026, among the Company, the Unit Holder Sponsor and the other purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-294067), filed March 24, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (filed herewith as Exhibit 101).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KPET ULTRA PACELINE CORPORATION

Date: May 13, 2026	By:	/s/ Eduardo Tamraz
	Name:	Eduardo Tamraz
	Title:	President and Chief Financial Officer