Form 10-Q
period 2026-06-30
KPET Ultra Paceline Corp
filed 2026-08-13
CIK 2095297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2026, there were 23,235,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

KPET ULTRA PACELINE CORPORATION

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

KPET ULTRA PACELINE CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets
Cash	$1,371,945	$—
Prepaid expenses	80,165	25,000
Total Current Assets	1,452,110	25,000
Long-term prepaid insurance	48,588	—
Deferred offering costs	—	336,830
Investments held in Trust Account	231,832,551	—
Total Assets	$233,333,249	$361,830

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$56,244	$25,491
Accrued offering costs	85,000	258,895
Promissory note – related party	—	115,835
Total Current Liabilities	141,244	400,221
Deferred legal fees	153,291	—
Deferred underwriting fee payable	12,650,000	—
Total Liabilities	12,944,535	400,221

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 23,000,000 and no shares at a redemption value of $10.06 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	231,457,551	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 235,000 and no shares issued and outstanding, excluding 23,000,000 and no shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively	24	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(11,069,436)	(63,391)
Total Shareholders’ Deficit	(11,068,837)	(38,391)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$233,333,249	$361,830

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriter (Note 6). On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of approximately $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. On April 15, 2026, the underwriter notified the Company of its intent to exercise its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KPET ULTRA PACELINE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Formation, general and administrative costs	$395,115	$435,158
Loss from operations	(395,115)	(435,158)

Other income:
Change in fair value of over-allotment option liability	57,000	57,000
Interest earned on investments held in Trust Account	1,957,551	1,957,551
Total other income	2,014,551	2,014,551

Net income	$1,619,436	$1,579,393

Basic weighted average Class A ordinary shares outstanding	22,353,297	11,238,398
Basic net income per Class A ordinary share	$0.06	$0.10
Diluted weighted average Class A ordinary shares outstanding	22,353,297	11,238,398
Diluted net income per Class A ordinary share	$0.06	$0.10
Basic weighted average Class B ordinary shares outstanding(1)	5,585,165	5,294,199
Basic net income per Class B ordinary share	$0.06	$0.10
Diluted weighted average Class B ordinary shares outstanding(1)	5,750,000	5,377,072
Diluted net income per Class B ordinary share	$0.06	$0.10

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriter (Note 6). On April 15, 2026, the underwriter notified the Company of its intent to exercise its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KPET ULTRA PACELINE CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$24,425	$(63,391)	$(38,391)
Issuance of Class B ordinary shares to independent directors	—	—	120,000	12	510	—	522
Forfeiture of founder shares	—	—	(120,000)	(12)	12	—	—
Net loss	—	—	—	—	—	(40,043)	(40,043)
Balance – March 31, 2026 (unaudited)	—	—	5,750,000	575	24,947	(103,434)	(77,912)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(4,813,617)	(12,585,438)	(17,399,055)
Sale of Private Placement Units	235,000	24	—	—	2,349,976	—	2,350,000
Fair value of Public Warrants at issuance	—	—	—	—	2,606,667	—	2,606,667
Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(167,973)		(167,973)
Net income	—	—	—	—	—	1,619,436	1,619,436
Balance – June 30, 2026 (unaudited)	235,000	$24	5,750,000	$575	$—	$(11,069,436)	$(11,068,837)

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriter (Note 6). On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of approximately $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. On April 15, 2026, the underwriter notified the Company of its intent to exercise its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KPET ULTRA PACELINE CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,579,393
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,957,551)
Change in fair value of over-allotment option liability	(57,000)
Changes in operating assets and liabilities:
Prepaid expenses	(80,165)
Long-term prepaid insurance	(48,588)
Accrued expenses	30,753
Deferred legal fees	153,291
Net cash used in operating activities	(379,867)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Cash withdrawn from Trust Account for working capital purposes	125,000
Net cash used in investing activities	(229,875,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to independent directors	522
Proceeds from sale of Units, net of underwriting discounts paid	229,750,000
Proceeds from sale of Private Placement Units	2,350,000
Proceeds from promissory note – related party	146,314
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(320,024)
Net cash provided by financing activities	231,626,812

Net Change in Cash	1,371,945
Cash – Beginning of period	—
Cash – End of period	$1,371,945

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued offering costs	$88,829
Offering costs paid through promissory note – related party	$62,851
Deferred underwriting fee payable	$12,650,000
Forfeiture of founder shares	$12

The accompanying notes are an integral part of these unaudited condensed financial statements.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

KPET Ultra Paceline Corporation (formerly known as Paceline Solutions Corporation) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 29, 2025. On February 27, 2026, the Company changed its name to KPET Ultra Paceline Corporation. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from September 29, 2025 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is KPET Ultra Paceline LLC (formerly known as Paceline Solutions LLC) (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 30, 2026. On April 1, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units”) at $10.00 per Unit, which is discussed in Note 4, generating gross proceeds of $200,000,000.

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

On April 15, 2026, the underwriter of the Initial Public Offering exercised its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units at $10.00 per unit generating gross proceeds of $30,000,000.

Transaction costs amounted to $13,445,810, consisting of $250,000 of cash underwriting fees, $12,650,000 of deferred underwriting fees, and $545,810 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Of the net proceeds of the Initial Public Offering, the sale of the Private Placement Units and the underwriter’s exercise of its over-allotment option, a total of $230,000,000, including $12,650,000 of deferred underwriting discounts and commissions, are held in a trust account (the “Trust Account”) and were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations or in an interest or non-interest bearing demand deposit account; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an investment company within the meaning of the Investment Company Act. Except with respect to interest or other income earned on the funds held in the Trust Account that may be released to the Company to fund its working capital requirements, subject to an annual limit of $500,000 of the interest earned on the funds held in the Trust Account, or to pay its franchise and income taxes, if any (such amounts in the aggregate, “permitted withdrawals”), the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest to occur of (i) the completion of the initial Business Combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any Public Shares (as defined in Note 4) properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering (or within 27 months from the closing of the Initial Public Offering, if the Sponsor exercises its three-month extension option) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial Business Combination activity or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination within 24 months from the closing of the Initial Public Offering (or within 27 months from the closing of the Initial Public Offering, if the Sponsor exercises its three-month extension option), subject to applicable law. If the Company does not complete its initial Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, the Company and the underwriter have agreed that (1) the underwriter will forfeit any rights or claims to its deferred underwriting discounts and commissions, including any accrued interest thereon, then in the Trust Account; and (2) that the deferred underwriter’s discounts and commissions will be distributed on a pro rata basis, together with any accrued interest (which interest shall be net of taxes payable) to the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination at a per-share price, payable in cash, subject to the limitations described herein. The Company will have 24 months from the closing of the Initial Public Offering, with one three-month extension at the option of the Sponsor, to consummate an initial Business Combination. If the Company anticipates that it may be unable to consummate an initial Business Combination within such 24-month period (or 27-month period, as applicable), the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including permitted withdrawals (net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law. If the Company has not consummated an initial Business Combination within such 24-month period (or 27-month period, as applicable), or it does not otherwise seek shareholder approval to amend the amended and restated memorandum and articles of association to further extend the time to complete the Business Combination, the Company will redeem 100% of the Public Shares at a per-share price described herein, payable in cash, subject to applicable law.

The Class A ordinary shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval of the Business Combination, a majority of the issued and outstanding shares voted must be voted in favor of the Business Combination.

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the initial Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, and has not held a shareholder vote to amend its amended and restated memorandum and articles of association to extend the amount of time the Company will have to consummate an initial Business Combination, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to the Company for permitted withdrawals (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any founder shares or Private Placement Shares held by them if the Company fails to complete the initial Business Combination within 24 months (or 27 months, as applicable) of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Pursuant to the letter agreement entered into on March 30, 2026 among the Company, the Sponsor, the Unit Holder Sponsor and the Company’s officers and directors in connection with the Initial Public Offering, the Sponsor Entities have agreed that they will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case including interest earned on the funds held in the Trust Account (net of permitted withdrawals), provided that such liability will not apply to any claims by a third party or Target that executed an agreement waiving all rights to seek access to the Trust Account (whether or not such agreement is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor Entities to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor Entities have sufficient funds to satisfy their indemnity obligations and the Company believes that the Sponsor Entities’ only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor Entities would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share.

In such event, the Company may not be able to complete the initial Business Combination, and the public shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $1,371,945 and had working capital of $1,310,866.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such working capital loans were outstanding.

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

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared and presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 1, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 7, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amount of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,371,945 and $0 in cash as of June 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $231,832,551 and $0, respectively. As of June 30, 2026, the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, ”Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and public warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants (as defined in Note 4) and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to redemption were charged to temporary equity, and offering costs allocated to Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public Warrants associated with the Initial Public Offering and private placement, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for the public warrants included in the Initial Public Offering (see Note 9).

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary shares and the Company’s Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per ordinary share adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the periods presented.

Founder shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the over-allotment option. For purposes of diluted net income per ordinary share, the founder shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the founder shares are included in the calculation of diluted earnings per ordinary share as if outstanding from the beginning of the interim period upon the exercise of the over-allotment option on April 20, 2026.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
Basic net income per ordinary share	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,295,695	$323,741	$1,073,627	$505,766
Denominator:
Basic weighted average ordinary shares outstanding	22,353,297	5,585,165	11,238,398	5,294,199
Basic net income per ordinary share	$0.06	$0.06	$0.10	$0.10

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
Diluted net income per ordinary share	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,288,096	$331,340	$1,068,272	$511,121
Denominator:
Diluted weighted average ordinary shares outstanding	22,353,297	5,750,000	11,238,398	5,377,072
Diluted net income per ordinary share	$0.06	$0.06	$0.10	$0.10

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriter’s over-allotment option was not exercised in full at the time of the Initial Public Offering. There was no remaining over-allotment liability as of June 30, 2026 as the over-allotment option was fully exercised on April 20, 2026.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026, there were 3,833,333 Public Warrants and 39,167 Private Placement Warrants outstanding.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,606,667)
Proceeds allocated to over-allotment option	(57,000)
Public Shares issuance costs	(13,277,837)
Plus:
Accretion of carrying value to redemption value	17,399,055
Class A ordinary shares subject to possible redemption, June 30, 2026	$231,457,551

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share (as discussed in Note 6) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

In the Initial Public Offering on April 1, 2026, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. On April 15, 2026, the underwriter of the Initial Public Offering exercised its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units at $10.00 per unit generating gross proceeds of $30,000,000. Each Unit consists of one Class A ordinary share (“Public Share”) and one-sixth of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of June 30, 2026, there were 3,833,333 Public Warrants and 39,167 Private Placement Warrants outstanding.

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

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the 30-day redemption period.

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

Anti-Dilution Adjustments

If the number of outstanding Class A ordinary shares is increased by a share dividend payable in Class A ordinary shares, or by a subdivision of Class A ordinary shares or other similar event, then, on the effective date of such share dividend, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding Class A ordinary shares. A rights offering to holders of Class A ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share dividend of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) multiplied by (ii) one (1) minus the quotient of (x) the price per Class A ordinary share paid in such rights offering divided by (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, these will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion, (ii) 10-day average closing price means, as of any date, the average last reported sale price of the Class A ordinary shares as reported during the ten trading day period ending on the trading day prior to such date and (iii) fair market value means the 10-day average closing price the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 5 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Unit Holder Sponsor purchased an aggregate of 235,000 Private Placement Units at a price of $10.00 per Unit, or $2,350,000 in the aggregate, in a private placement.

Each Private Placement Unit consists of one Class A ordinary share and one-sixth of one warrant. Each whole Private Placement Warrant is exercisable for one whole Public Share at a price of $11.50 per share. If the initial Business Combination is not completed within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis. The Private Placement Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Unit Holder Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Private Placement Units (including their underlying securities) until 30 days after the completion of the initial Business Combination.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 6 — Related Party Transactions

Founder Shares

On October 15, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. Up to 750,000 of the founder shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On April 20, 2026, the underwriter consummated the full exercise of its over-allotment option, resulting in 750,000 founder shares no longer subject to forfeiture.

On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. The founder shares issued to the independent directors will be forfeited if the holder ceases to serve as a member of the Company’s board of directors prior to the consummation of the Company’s initial Business Combination. The issuance of the founder shares to the independent directors is accounted for within the scope of FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value on the grant date. The grant-date fair value of the 120,000 founder shares issued on March 30, 2026 was determined to be approximately $534,000, or $4.45 per share. The founder shares were granted subject to a performance condition requiring the continued provision of services through the consummation of the Company’s initial Business Combination. Accordingly, share-based compensation will be recognized when a Business Combination becomes probable, which is generally upon consummation of a Business Combination. The amount recognized will equal the number of founder shares that ultimately vest multiplied by the grant-date fair value per share, less the aggregate purchase price paid for such shares. As of June 30, 2026, the Company determined that the consummation of an initial Business Combination was not considered probable and, accordingly, no share-based compensation expense has been recognized.

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

Promissory Note — Related Party

On October 15, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. Subsequently, on March 4, 2026, the Sponsor assigned the promissory note to the Unit Holder Sponsor. The loan was non-interest bearing, unsecured and due at the earlier of the date that is 180 days following the date of the promissory note and the closing of the Initial Public Offering. As of December 31, 2025, the Company had an outstanding borrowing of $115,835 under the promissory note. On April 1, 2026, at the closing of the Initial Public Offering, the Company repaid the total outstanding balance of the promissory note amounting to $300,000 by crediting the purchase price due to the Company for the Private Placement Units. Borrowings under the promissory note are no longer available.

Administrative Support Agreement

Commencing on March 30, 2026, the Company entered into an agreement with the Unit Holder Sponsor to pay an aggregate of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred and paid $60,000 of administrative services fees.

Reimbursements to Officers

For the three and six months ended June 30, 2026, the Company incurred $4,994 of reimbursable travel expenses to its officers which are included in formation, general and administrative costs in the unaudited condensed statements of operations. As of June 30, 2026, such amount is outstanding and is included in the accrued expenses in the consolidated balance sheets.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such working capital loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the military escalations between the United States and Iran, the ongoing Russia-Ukraine conflict and other similar geopolitical conflicts. Ongoing military escalation between the United States and Iran has heightened risks to critical infrastructure, shipping routes, and energy supplies. Any further deterioration could drive sustained increases in oil prices, disrupt global trade, contribute to macroeconomic instability, and materially heighten the risk of a global recession. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the military escalations between the United States and Iran, the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Underwriting Agreement

The underwriter of the Initial Public Offering had a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On April 15, 2026, the underwriter of the Initial Public Offering exercised its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units at $10.00 per unit generating gross proceeds of $30,000,000.

The underwriter was entitled to an underwriting discount of $0.0125 per Unit, or $250,000 in the aggregate, which was paid at the closing of the Initial Public Offering. In addition, $0.55 per Unit sold in the Initial Public Offering and full exercise of the underwriter’s over-allotment option, or $12,650,000 in the aggregate, is payable to the underwriter upon the consummation of the initial Business Combination for deferred underwriting commissions.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company had incurred a total of $153,291 and $0, respectively, of deferred legal fees to be paid to the Company’s legal advisor upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026, there were 235,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. On October 15, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. At June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised within the 45-day period following the date of the prospectus relating to the Initial Public Offering. On April 20, 2026, the underwriter consummated the full exercise of its over-allotment option, resulting in 750,000 founder shares no longer being subject to forfeiture.

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

If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association).

Warrants — As of June 30, 2026, there were 3,833,333 Public Warrants and 39,167 Private Placement Warrants outstanding.

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

-	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

-	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

At June 30, 2026, assets held in the Trust Account were comprised of $231,832,551 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2026, the Company had withdrawn $125,000 of interest earned on the Trust Account for working capital purposes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$231,832,551	$—

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.

The fair value of the over-allotment option liability at initial measurement date was $158,100. The Company used a Black-Scholes model to value the over-allotment option. During the three and six months ended June 30, 2026, the Company recognized other income of $57,000 attributable to the change in the fair value of the over-allotment option liability. As of June 30, 2026, there was no longer an over-allotment option liability included in the Company’s condensed balance sheets as the over-allotment option was fully exercised on April 20, 2026. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement and at the exercise date of the over-allotment option:

April 1, 2026
Volatility	1.67%
Expected term (years)	0.12
Risk-free interest rate	3.72%
Exercise price	$10.00
Fair value of over-allotment unit	$0.05

April 20, 2026
Volatility	1.67%
Expected term (years)	0.07
Risk-free interest rate	3.69%
Exercise price	$10.00
Fair value of over-allotment unit	$0.03

The following table presents the changes in the fair value of Level 3 over-allotment option liability:

Over-allotment Option Liability
Balance — December 31, 2025	$—
Initial value at Initial Public Offering	158,100
Change in fair value at exercise date	(57,000)
Exercise of over-allotment option	(101,100)
Balance — June 30, 2026	$—

The fair value of the Public Warrants issued in the Initial Public Offering is $2,606,667, or $0.68 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

April 1, 2026
Implied Class A share price	$9.89
Exercise price	$11.50
Volatility	8.0%
Probability of de-SPAC and market adjustment	45.0%
Risk-free rate (continuous)	4.07%
Warrant term (years)	7.00

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 10 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on the measure of segment profit or loss that is net income or loss as presented on the unaudited condensed statements of operations. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,371,945	$—
Investments held in Trust Account	$231,832,551	$—

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Formation, general and administrative costs	$395,115	$435,158
Interest earned on investments held in Trust Account	$1,957,551	$1,957,551

The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination or similar transaction within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the interests and/or dividends earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed on September 29, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is KPET Ultra Paceline LLC, a Cayman Islands limited liability company. We may pursue an initial Business Combination target in any business or industry. We intend to effectuate our initial Business Combination using cash derived from the proceeds of our Initial Public Offering, including the full exercise of the over-allotment option and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2025 (inception) through June 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses on prospective Business Combination targets.

For the three months ended June 30, 2026, we had net income of $1,619,436, which consisted of change in fair value of over-allotment option liability of $57,000 and interest earned on investments held in the Trust Account of $1,957,551, offset by formation, general and administrative costs of $395,115.

For the six months ended June 30, 2026, we had net income of $1,579,393, which consisted of change in fair value of over-allotment option liability of $57,000 and interest earned on investments held in the Trust Account of $1,957,551, offset by formation, general and administrative costs of $435,158.

Liquidity and Capital Resources

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

For the six months ended June 30, 2026, net cash used in operating activities was $379,867. Net income of $1,579,393 was affected by the change in fair value of over-allotment option liability of $57,000, interest earned on investments held in the Trust Account of $1,957,551 and changes in operating assets and liabilities provided $55,291 of cash for operating activities. For the six months ended June 30, 2026, net cash used in investing activities was $229,875,000 which consisted of investment of cash in Trust Account of $230,000,000, offset by cash withdrawn from Trust Account for working capital purposes of $125,000. For the six months ended June 30, 2026, net cash provided by financing activities was $231,626,812 which consisted of proceeds from issuance of founder shares to independent directors of $522, proceeds from sale of Units, net of underwriting discounts paid of $229,750,000, proceeds from the sale of Private Placement Units of $2,350,000, proceeds from promissory note – related party of $146,314, offset by repayment of promissory note – related party of $300,000 and payment of offering costs of $320,024.

As of June 30, 2026, we had marketable securities held in the Trust Account of $231,832,551 (including approximately $1,832,551 of interest income, net of $125,000 withdrawn for working capital purposes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and deferred underwriting discounts and commissions), to complete our Business Combination. We may withdraw interest income (if any) or other income earned on the funds held in the trust account to fund our working capital requirements, subject to an annual limit of $500,000 of the interest earned on the funds held in the trust account, or to pay our franchise and income taxes, if any (such amounts in the aggregate, “permitted withdrawals”). To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,371,945. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Registration Rights

The holders of the founder shares, Private Placement Units and warrants that may be issued upon conversion of working capital loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Units and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares are entitled to registration rights pursuant to a registration rights agreement, dated March 30, 2026. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on March 30, 2026, we entered into an agreement with the Unit Holder Sponsor to pay an aggregate of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.0125 per Unit (other than the units sold pursuant to the Underwriter’s over-allotment option), or $250,000 in the aggregate, which was paid at the closing of the Initial Public Offering. In addition, $0.55 per Unit sold in the Initial Public Offering and full exercise of the underwriter’s over-allotment option, or $12,650,000 in the aggregate, is payable to the underwriter upon the consummation of the initial Business Combination for deferred underwriting commissions.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to a material weakness in our internal controls over financial reporting related to accounting for a related party promissory note as described in Note 2 to the accompanying unaudited condensed financial statements. Our management performed additional analysis as deemed necessary to ensure that the unaudited condensed financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP. Based on that analysis, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2026, the underwriter of the Initial Public Offering exercised its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units at $10.00 per unit generating gross proceeds of $30,000,000.

The gross proceeds received of $30,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated, see Part I, Item 2 of this Form 10-Q.

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

KPET ULTRA PACELINE CORPORATION

Date: August 13, 2026	By:	/s/ Eduardo Tamraz
	Name:	Eduardo Tamraz
	Title:	President and Chief Financial Officer

