Form 10-Q
period 2026-09-30
KPET Ultra Paceline Corp
filed 2026-11-13
CIK 2095297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 23,235,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

KPET ULTRA PACELINE CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and For the Period from September 29, 2025 (Inception) through September 30, 2025 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and For the Period from September 29, 2025 (Inception) through September 30, 2025 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and For the Period from September 29, 2025 (Inception) through September 30, 2025 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURE		28

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

KPET ULTRA PACELINE CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets
Cash	$1,217,171	$—
Prepaid expenses	93,425	25,000
Total Current Assets	1,310,596	25,000
Long-term prepaid insurance	32,283	—
Deferred offering costs	—	336,830
Investments held in Trust Account	233,825,777	—
Total Assets	$235,168,656	$361,830

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$18,343	$25,491
Accrued offering costs	—	258,895
Promissory note – related party	—	115,835
Total Current Liabilities	18,343	400,221
Deferred legal fees	156,689	—
Deferred underwriting fee payable	12,650,000	—
Total Liabilities	12,825,032	400,221

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 23,000,000 and no shares at a redemption value of approximately $10.16 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	233,575,777	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 235,000 and no shares issued and outstanding, excluding 23,000,000 and no shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively	24	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	575	575 (1)
Additional paid-in capital	—	24,425
Accumulated deficit	(11,232,752)	(63,391)
Total Shareholders’ Deficit	(11,232,153)	(38,391)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$235,168,656	$361,830

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriter (Note 6). On April 15, 2026, the underwriter notified the Company of its intent to exercise its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture. On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of approximately $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KPET ULTRA PACELINE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,		For the Period from September 29, 2025 (Inception) through September 30,
	2026	2026		2025
Formation, general and administrative costs	$163,316	$598,474		$7,011
Loss from operations	(163,316)	(598,474)		(7,011)

Other income:
Change in fair value of over-allotment option liability	—	57,000		—
Interest earned on investments held in Trust Account	2,118,226	4,075,777		—
Total other income	2,118,226	4,132,777		—

Net income (loss)	$1,954,910	$3,534,303		$(7,011)

Basic weighted average Class A ordinary shares outstanding	23,235,000	15,281,209		—
Basic net income per Class A ordinary share	$0.07	$0.17		$—
Diluted weighted average Class A ordinary shares outstanding	23,235,000	15,281,209		—
Diluted net income per Class A ordinary share	$0.07	$0.17		$—
Basic weighted average Class B ordinary shares outstanding	5,750,000	5,447,802	(1)	—
Basic net income per Class B ordinary share	$0.07	$0.17		$—
Diluted weighted average Class B ordinary shares outstanding	5,750,000	5,502,747	(1)	—
Diluted net income per Class B ordinary share	$0.07	$0.17		$—

(1)	Through April 19, 2026, the basic weighted average Class B ordinary shares excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriter (Note 6). On April 15, 2026, the underwriter notified the Company of its intent to exercise its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture. For diluted weighted average Class B ordinary shares, the 750,000 shares were excluded through March 31, 2026, as such shares was treated as outstanding from the beginning of the interim period in which the over-allotment option was exercised.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KPET ULTRA PACELINE CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$24,425	$(63,391)	$(38,391)
Issuance of Class B ordinary shares to independent directors	—	—	120,000	12	510	—	522
Forfeiture of founder shares	—	—	(120,000)	(12)	12	—	—
Net loss	—	—	—	—	—	(40,043)	(40,043)
Balance – March 31, 2026 (unaudited)	—	—	5,750,000	575	24,947	(103,434)	(77,912)
Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	(4,813,617)	(12,585,438)	(17,399,055)
Sale of Private Placement Units	235,000	24	—	—	2,349,976	—	2,350,000
Fair value of Public Warrants at issuance	—	—	—	—	2,606,667	—	2,606,667
Allocated value of transaction costs to Public Warrants, Private Placement Units and over-allotment option	—	—	—	—	(167,973)		(167,973)
Net income	—	—	—	—	—	1,619,436	1,619,436
Balance – June 30, 2026 (unaudited)	235,000	24	5,750,000	575	—	(11,069,436)	(11,068,837)
Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(2,118,226)	(2,118,226)
Net income	—	—	—	—	—	1,954,910	1,954,910
Balance – September 30, 2026 (unaudited)	235,000	$24	5,750,000	$575	$—	$(11,232,752)	$(11,232,153)

FOR THE PERIOD FROM SEPTEMBER 29, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — September 29, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(7,011)	(7,011)
Balance – September 30, 2025 (unaudited)	—	$—	—	$—	$—	$(7,011)	$(7,011)

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriter (Note 6). On April 15, 2026, the underwriter notified the Company of its intent to exercise its over-allotment option in full and on April 20, 2026, the underwriter purchased an additional 3,000,000 units. As such, the 750,000 Class B ordinary shares are no longer subject to forfeiture. On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of approximately $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KPET ULTRA PACELINE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

AND FOR THE PERIOD FROM SEPTEMBER 29, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from September 29, 2025 (Inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,534,303	$(7,011)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,075,777)	—
Change in fair value of over-allotment option liability	(57,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(93,425)	—
Long-term prepaid insurance	(32,283)	—
Accrued expenses	(7,148)	7,011
Deferred legal fees	156,689	—
Net cash used in operating activities	(574,641)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	250,000	—
Net cash used in investing activities	(229,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to independent directors	522	—
Proceeds from sale of Units, net of underwriting discounts paid	229,750,000	—
Proceeds from sale of Private Placement Units	2,050,000	—
Proceeds from promissory note – related party	146,314	—
Payment of offering costs	(405,024)	—
Net cash provided by financing activities	231,541,812	—

Net Change in Cash	1,217,171	—
Cash – Beginning of period	—	—
Cash – End of period	$1,217,171	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$145,023
Offering costs paid through promissory note – related party	$37,851	$—
Deferred underwriting fee payable	$12,650,000	$—
Forfeiture of founder shares	$12	$—
Repayment of promissory note - related party through issuance of Private Placement Units	$300,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from September 29, 2025 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash of $1,217,171 and had working capital of $1,292,253.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such working capital loans were outstanding.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 1, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 7, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,217,171 and $0 in cash as of September 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $233,825,777 and $0, respectively. As of September 30, 2026, the assets held in the Trust Account are comprised of $233,120,974 in mutual funds and $704,803 of accrued interest income. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and public warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants (as defined in Note 4) and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to redemption were charged to temporary equity, and offering costs allocated to Public Warrants and Private Placement Units were charged to shareholders’ deficit as the Public Warrants associated with the Initial Public Offering and private placement, after management’s evaluation, are accounted for under equity treatment.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per ordinary share adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the periods presented.

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

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from September 29, 2025 (Inception) through September 30, 2025
Basic net income per ordinary share	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,567,098	$387,812	$2,605,451	$928,852	$—	$—
Denominator:
Basic weighted average ordinary shares outstanding	23,235,000	5,750,000	15,281,209	5,447,802	—	—
Basic net income per ordinary share	$0.07	$0.07	$0.17	$0.17	$—	$—

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from September 29, 2025 (Inception) through September 30, 2025
Diluted net income per ordinary share	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,567,098	$387,812	$2,598,563	$935,740	$—	$—
Denominator:
Diluted weighted average ordinary shares outstanding	23,235,000	5,750,000	15,281,209	5,502,747	—	—
Diluted net income per ordinary share	$0.07	$0.07	$0.17	$0.17	$—	$—

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

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriter’s over-allotment option was not exercised in full at the time of the Initial Public Offering. There was no remaining over-allotment liability as of September 30, 2026 as the over-allotment option was fully exercised on April 20, 2026.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2026, there were 3,833,333 Public Warrants and 39,167 Private Placement Warrants outstanding.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,606,667)
Proceeds allocated to over-allotment option	(57,000)
Public Shares issuance costs	(13,277,837)
Plus:
Accretion of carrying value to redemption value	17,399,055
Class A ordinary shares subject to possible redemption, June 30, 2026	231,457,551
Plus:
Accretion of carrying value to redemption value	2,118,226
Class A ordinary shares subject to possible redemption, September 30, 2026	$233,575,777

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026, there were 3,833,333 Public Warrants and 39,167 Private Placement Warrants outstanding.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of approximately $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. The founder shares issued to the independent directors will be forfeited if the holder ceases to serve as a member of the Company’s board of directors prior to the consummation of the Company’s initial Business Combination. The issuance of the founder shares to the independent directors is accounted for within the scope of FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value on the grant date. The grant-date fair value of the 120,000 founder shares issued on March 30, 2026 was determined to be approximately $534,000, or $4.45 per share. The founder shares were granted subject to a performance condition requiring the continued provision of services through the consummation of the Company’s initial Business Combination. Accordingly, share-based compensation will be recognized when a Business Combination becomes probable, which is generally upon consummation of a Business Combination. The amount recognized will equal the number of founder shares that ultimately vest multiplied by the grant-date fair value per share, less the aggregate purchase price paid for such shares. As of September 30, 2026, the Company determined that the consummation of an initial Business Combination was not considered probable and, accordingly, no share-based compensation expense has been recognized.

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

Administrative Support Agreement

Commencing on March 30, 2026, the Company entered into an agreement with the Unit Holder Sponsor to pay an aggregate of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 and $120,000, respectively, of administrative services fees.

Reimbursements to Officers

For the three and nine months ended September 30, 2026, the Company incurred $8,531 and $13,525, respectively, of reimbursable travel expenses to its officers which are included in formation, general and administrative costs in the unaudited condensed statements of operations. As of September 30, 2026, $13,525 is outstanding and is included in the accrued expenses in the condensed balance sheets.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such working capital loans were outstanding.

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

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Deferred Legal Fees

As of September 30, 2026 and December 31, 2025, the Company had incurred a total of $156,689 and $0, respectively, of deferred legal fees to be paid to the Company’s legal advisor upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026, there were 235,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. On October 15, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. On March 30, 2026, the Company issued an aggregate of 120,000 founder shares to its three independent directors, with each director receiving 40,000 shares, at a purchase price of approximately $0.004 per share for an aggregate purchase price of $522. In connection with these issuances, the Sponsor surrendered to the Company, for no consideration, an equal number of founder shares. At September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised within the 45-day period following the date of the prospectus relating to the Initial Public Offering. On April 20, 2026, the underwriter consummated the full exercise of its over-allotment option, resulting in 750,000 founder shares no longer being subject to forfeiture.

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

Warrants — As of September 30, 2026, there were 3,833,333 Public Warrants and 39,167 Private Placement Warrants outstanding.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

At September 30, 2026, assets held in the Trust Account were comprised of $233,120,974 in mutual funds and $704,803 of accrued interest income. Through September 30, 2026, the Company had withdrawn $250,000 of interest earned on the Trust Account for working capital purposes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$233,825,777	$—

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 480. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.

The fair value of the over-allotment option liability at initial measurement date was $158,100. The Company used a Black-Scholes model to value the over-allotment option. During the nine months ended September 30, 2026, the Company recognized other income of $57,000 attributable to the change in the fair value of the over-allotment option liability. As of September 30, 2026, there was no longer an over-allotment option liability included in the Company’s condensed balance sheets as the over-allotment option was fully exercised on April 20, 2026. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

KPET ULTRA PACELINE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The key inputs into the Black-Scholes model were as follows at initial measurement and at the exercise date of the over-allotment option:

April 1, 2026
Volatility	1.67%
Expected term (years)	0.12
Risk-free interest rate	3.72%
Exercise price	$10.00
Fair value of over-allotment unit	$0.05

April 20, 2026
Volatility	1.67%
Expected term (years)	0.07
Risk-free interest rate	3.69%
Exercise price	$10.00
Fair value of over-allotment unit	$0.03

The following table presents the changes in the fair value of Level 3 over-allotment option liability:

Over-allotment Option Liability
Balance — December 31, 2025	$—
Initial value at Initial Public Offering	158,100
Change in fair value at exercise date	(57,000)
Exercise of over-allotment option	(101,100)
Balance — September 30, 2026	$—

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

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$1,217,171	$—
Investments held in Trust Account	$233,825,777	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 29, 2025 (Inception) through September 30, 2025
Formation, general and administrative costs	$163,316	$598,474	$7,011
Interest earned on investments held in Trust Account	$2,118,226	$4,075,777	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2025 (inception) through September 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses on prospective Business Combination targets.

For the three months ended September 30, 2026, we had net income of $1,954,910, which consisted of interest earned on investments held in the Trust Account of $2,118,226, offset by formation, general and administrative costs of $163,316.

For the nine months ended September 30, 2026, we had net income of $3,534,303, which consisted of change in fair value of over-allotment option liability of $57,000 and interest earned on investments held in the Trust Account of $4,075,777, offset by formation, general and administrative costs of $598,474.

For the period from September 29, 2025 (inception) through September 30, 2025, we had net loss of $7,011 which consisted of formation, general and administrative costs.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $574,641. Net income of $3,534,303 was affected by the change in fair value of over-allotment option liability of $57,000, interest earned on investments held in the Trust Account of $4,075,777 and changes in operating assets and liabilities provided $23,833 of cash for operating activities. For the nine months ended September 30, 2026, net cash used in investing activities was $229,750,000 which consisted of investment of cash in Trust Account of $230,000,000, offset by cash withdrawn from Trust Account for working capital purposes of $250,000. For the nine months ended September 30, 2026, net cash provided by financing activities was $231,541,812 which consisted of proceeds from issuance of founder shares to independent directors of $522, proceeds from sale of Units, net of underwriting discounts paid of $229,750,000, proceeds from the sale of Private Placement Units of $2,050,000, proceeds from promissory note – related party of $146,314, offset by payment of offering costs of $405,024.

For the period from September 29, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $7,011 was affected by changes in operating assets and liabilities which provided $7,011 of cash for operating activities. For the period from September 29, 2025 (inception) through September 30, 2025, net cash used in investing activities was $0. For the period from September 29, 2025 (inception) through September 30, 2025, net cash provided by financing activities was $0.

As of September 30, 2026, we had investments held in the Trust Account of $233,825,777 comprised of $233,120,974 in mutual funds and $704,803 of accrued interest income (including $3,825,777 of interest income, net of $250,000 withdrawn for working capital purposes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and deferred underwriting discounts and commissions), to complete our Business Combination. We may withdraw interest income (if any) or other income earned on the funds held in the trust account to fund our working capital requirements, subject to an annual limit of $500,000 of the interest earned on the funds held in the trust account, or to pay our franchise and income taxes, if any (such amounts in the aggregate, “permitted withdrawals”). To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,217,171. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to a material weakness in our internal controls over financial reporting related to accounting for a related party promissory note as described in Note 2 to the accompanying unaudited condensed financial statements. Our management performed additional analysis as deemed necessary to ensure that the unaudited condensed financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP. Based on that analysis, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented.

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

KPET ULTRA PACELINE CORPORATION

Date: November 13, 2026	By:	/s/ Eduardo Tamraz
	Name:	Eduardo Tamraz
	Title:	President and Chief Financial Officer